Form 10-K
period 2003-12-31
BEAR STEARNS DEPOSITOR INC SERIES 2001-4
filed 2004-03-29
CIK 1161629

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                      ----

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       (Mark One)

          |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended December 31, 2003

                                       or

          | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURI- TIES EXCHANGE ACT OF 1934

          For the transition period from ________ to ________

                 Commission File Number:      333-58504-04; 001-16547



                           Bear Stearns Depositor Inc.
                                  on behalf of
                 Trust Certificates (TRUCs), Series 2001-4 Trust
      -------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                               13-4164633
                 --------                               ----------
      (State or Other Jurisdiction,                   (I.R.S. Employer
      Organization or Incorporation)                  Identification No.)

    383 Madison Avenue, New York, New York                 10179
    --------------------------------------                 -----
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

Indicate by check mark whether the registrant: (1) Has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to file requirements for the past 90 days
Yes |X|    No | |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes | |    No |X|

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

                                     PART I

Item 1.  Business.
-----------------
         Not Applicable

Item 2.  Properties.
-------------------
         Not Applicable

Item 3.  Legal Proceedings.
--------------------------
         None

Item 4.  Submission of Matters To A Vote of Security Holders.
------------------------------------------------------------
         None


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

Item 8.  Financial Statements and Supplementary Data.
----------------------------------------------------
         Not Applicable

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
------------------------------------------------------------------------
         None


                                    PART III

Item 10. Directors and Executive Officers of the Registrant.
------------------------------------------------------------
         Not Applicable

Item 11. Executive Compensation.
-------------------------------
         Not Applicable

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
---------------------------------------------------------------------------
         None

Item 13. Certain Relationships and Related Transactions.
-------------------------------------------------------
         None

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

          99.2 - Annual Compliance Report by Trustee.

          99.3 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2003, as further described in item 15(b) below, is incorporated herein by reference.

          99.4 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 10, 2003, as further described in item 15(b) below, is incorporated herein by reference.

          (b) The following reports on Form 8-K were filed during the period covered by this report:

                 Date of Report              Event                Date Filed
                 --------------              -----                ----------

                 June 1, 2003          Distribution Date         June 13, 2003

               December 1, 2003        Distribution Date       December 10, 2003

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

                                        Bear  Stearns  Depositor  Inc.,
                                        acting on behalf of Trust  Certificates
                                        (TRUCs), Series 2001-4 Trust





                                        By:  /s/ Timothy Kelley Millet
                                           ------------------------------------
                                        Name: Timothy Kelley Millet
                                        Title: Chief Executive Officer/President
                                        Date:  March 26, 2004